Form 10-K
period 1997-12-31
PREMIER AUTO TRUST 1997-3
filed 1998-03-27
CIK 1049628

CONFORMED



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K



__ X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended December 31, 1997
                                  -----------------

                                      OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from              to
                                      --------------  ------------------

Commission file number       -
                      ---------------



                          PREMIER AUTO TRUST 1997-3

            (Exact name of registrant as specified in its charter)


            State of Delaware                                  38-3378685

   (State or other jurisdiction of                         (I.R.S.  Employer
   incorporation or organization)                          Identification No.)


    27777 Franklin Road, Southfield, Michigan                     48034
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (248) 948-3058
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                   PART I.
                                   -------

ITEM 1.     BUSINESS
-------     --------

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of September 1, 1997, among Premier Receivables L.L.C. ("Premier L.L.C."), Chrysler Financial Corporation ("CFC"), and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On September 22, 1997, the Trust issued $225,000,000 aggregate principal amount of 5.64875% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $225,000,000 aggregate principal amount of 5.96% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $240,000,000 aggregate principal amount of 6.12% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), $175,000,000 aggregate principal amount of 6.20% Asset Backed Notes, Class A-4 (the "Class A-4 Notes") and $290,000,000 aggregate principal amount of 6.34% Asset Backed Notes, Class A-5 (the "Class A-5 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, and the Class A-4 Notes, the "Class A Notes"). The Trust also issued $45,000,000 aggregate principal amount of 6.52% Asset Backed Notes, Class B (the "Class B Notes" and, together with the Class A Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of September 1, 1997, between the Trust and The First National Bank of Chicago, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts, secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after September 5, 1997, transferred to the Trust by CFC on September 22, 1997. The Notes are secured by the assets of the Trust pursuant to the Indenture.

The Trust has no employees.

ITEM 2.     PROPERTIES
-------     ----------

There is nothing to report with regard to this item.

ITEM 3.     LEGAL PROCEEDINGS
-------     -----------------

There is nothing to report with regard to this item.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

There is nothing to report with regard to this item.

                                   PART II.
                                   --------


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
-------     -------------------------------------
            AND RELATED STOCKHOLDER MATTERS
            -------------------------------

There is nothing to report with regard to this item.

ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

The selected financial data has been omitted since the required information is included in the financial statements or the notes thereto.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATION
            --------------------------------------------

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of September 1, 1997, among Premier L.L.C., CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On September 22, 1997, the Trust issued $225,000,000 aggregate principal amount of 5.64875% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $225,000,000 aggregate principal amount of 5.96% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $240,000,000 aggregate principal amount of 6.12% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), $175,000,000 aggregate principal amount of 6.20% Asset Backed Notes, Class A-4 (the "Class A-4 Notes") and $290,000,000 aggregate principal amount of 6.34% Asset Backed Notes, Class A-5 (the "Class A-5 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, and the Class A-4 Notes, the "Class A Notes"). The Trust also issued $45,000,000 aggregate principal amount of 6.52% Asset Backed Notes, Class B (the "Class B Notes" and, together with the Class A Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of September 1, 1997, between the Trust and The First National Bank of Chicago, as Indenture Trustee.

The assets of the Trust include a pool of motor vehicle retail installment sale contracts (the "Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after September 5, 1997, transferred to the Trust by CFC on September 22, 1997. The Notes are secured by the assets of the Trust pursuant to the Indenture.

The Trust has no employees.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------    ----------------------------------------------------------

There is nothing to report with regard to this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------


                     PREMIER AUTO TRUST 1997-3
            STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                         DECEMBER 31, 1997
                      (in millions of dollars)

ASSETS
Cash and Cash Equivalents (Note 1)                     $     51.3

Receivables (Note 3)                                      1,134.3
                                                       ----------
TOTAL ASSETS                                           $  1,185.6
                                                       ==========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)          $     85.4

Asset Backed Notes (Notes 3 and 4)                        1,100.2
                                                       ----------
TOTAL LIABILITIES AND EQUITY                           $  1,185.6
                                                       ==========

See Notes to Financial Statements.

-------     -------------------------------------------------------


                          PREMIER AUTO TRUST 1997-3
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
    FOR THE PERIOD SEPTEMBER 1, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997
                           (in millions of dollars)


CASH RECEIPTS
Proceeds from Sale of Notes                              $  1,200.0

Collections of Principal & Interest, and Other                168.6
                                                           --------
TOTAL CASH RECEIPTS                                         1,368.6
                                                           --------


CASH DISBURSEMENTS

Purchase of Receivables                                     1,200.0

Distributions of Principal                                     99.8

Distributions of Interest                                      14.6

Distributions of Service Fees                                   2.9
                                                           --------
TOTAL CASH DISBURSEMENTS                                    1,317.3
                                                           --------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS            $     51.3
                                                           ========

See Notes to Financial Statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINED)
-------        ------------------------------------------------------

                          PREMIER AUTO TRUST 1997-3
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Accounting

The financial statements of Premier Auto Trust 1997-3 (the "Trust") are prepared on the basis of modified cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record accrued interest receivable on the Receivables or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.


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


NOTE 2 - RELATED PARTIES
------------------------

Premier L.L.C. is a limited liability company controlled by CFC.


NOTE 3 - SALE OF ASSET BACKED NOTES
-----------------------------------

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of September 1, 1997, among Premier L.L.C., CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

-------     -------------------------------------------------------

                          PREMIER AUTO TRUST 1997-3
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES - continued
-----------------------------------------------

On September 22, 1997, the Trust issued $225,000,000 aggregate principal amount of 5.64875% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $225,000,000 aggregate principal amount of 5.96% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $240,000,000 aggregate principal amount of 6.12% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), $175,000,000 aggregate principal amount of 6.20% Asset Backed Notes, Class A-4 (the "Class A-4 Notes") and $290,000,000 aggregate principal amount of 6.34% Asset Backed Notes, Class A-5 (the "Class A-5 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, and the Class A-4 Notes, the "Class A Notes"). The Trust also issued $45,000,000 aggregate principal amount of 6.52% Asset Backed Notes, Class B (the "Class B Notes" and, together with the Class A Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of September 1, 1997, between the Trust and The First National Bank of Chicago, as Indenture Trustee.

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


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS
----------------------------------------

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the sixth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing October 6, 1997. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated September 10, 1997, and the Prospectus dated September 10, 1997 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full, (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full, (iv) on the Class A-5 Notes until the Class A-4 Notes have been paid in full, or (v) on the Class B Notes until the Class A-5 Notes have been paid in full. Each class of the Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the outstanding Class A-5 Notes and Class B Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the Servicer exercises its option to purchase the Receivables. The Servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the Initial Pool Balance.

-------     ------------------------------------------------------

                          PREMIER AUTO TRUST 1997-3
                        NOTES TO FINANCIAL STATEMENTS



NOTE 5 - FEDERAL INCOME TAXES
-----------------------------

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.


NOTE 6 - FINANCIAL INSTRUMENTS
------------------------------

The estimated fair value of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Trust's financial instruments at December 31, 1997 were as follows:

                                               Carrying           Fair
                                                Amount            Value
                                               --------           -----
                                               (in millions of dollars)
Cash and Cash Equivalents                      $   51.3          $   51.3
Receivables                                    $1,134.3          $1,129.1
Amounts Held for Future Distribution           $   85.4          $   77.1
Asset Backed Notes                             $1,100.2          $1,103.3


Assumptions and Methodologies
-----------------------------

The carrying value of cash and cash equivalents approximates market value due to the short maturity of these instruments.

The fair value of receivables was estimated by discounting expected cash flows using rates of loans with similar maturities at December 31, 1997.

The fair value of Asset Backed Notes was estimated using quoted market prices.

The fair value of Amounts Held for Future Distribution was estimated at carrying value for amounts with short-term maturities and at net realizable value for remaining amounts due Premier L.L.C.

Deloitte &
Touche LLP
-----------------         ----------------------------------------------------
                         Suite 900                    Telephone (313) 396-3000
                         600 Renaissance Center
                         Detroit, Michigan 48243-1704

INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the accompanying statement of assets, liabilities and equity arising from cash transactions of Premier Auto Trust 1997-3 as of December 31, 1997, and the related statement of cash receipts and disbursements for the period September 1, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the management of Chrysler Financial Corporation. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of modified cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of Premier Auto Trust 1997-3 as of December 31, 1997, and its cash receipts and disbursements for the period September 1, 1997 (inception) through December 31, 1997 on the basis of accounting described in Note 1.


/s/ Deloitte & Touche LLP

January 22, 1998

--------------------
Deloitte Touche
Tohmatsu
International
--------------------

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------     ---------------------------------------------
            ON ACCOUNTING AND FINANCIAL DISCLOSURE
            --------------------------------------

There is nothing to report with regard to this item.

                                  PART III.
                                  ---------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    --------------------------------------------------

There is nothing to report with regard to this item.

ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

There is nothing to report with regard to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

There is nothing to report with regard to this item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

There is nothing to report with regard to this item.

                                   PART IV.
                                   --------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
--------    ----------------------------------------
            AND REPORTS ON FORM 8-K
            -----------------------

(a) The following documents are filed as a part of this report:

1.    Financial Statements
      --------------------

      Financial statements for Premier Auto Trust 1997-3 as follows:

      Statement of Assets, Liabilities and Equity - December 31, 1997 (page 4 of this report)

      Statement of Cash Receipts and Disbursements for the period September 1, 1997 (inception) through December 31, 1997 (page 5 of this report)

      Notes to financial statements (pages 6, 7, and 8 of this report)

      Independent Auditors' Report (page 9 of this report)

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
--------    ----------------------------------------
            AND REPORTS ON FORM 8-K (CONTINUED)
            -----------------------------------

2.    Financial Statement Schedules
      -----------------------------

      All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

3.    Exhibits
      --------

       (a) The following exhibits are filed as a part of this report:

       Exhibit No.
       -----------

            3     Certificate of Trust of Premier Auto Trust 1997-3. Filed as
                  Exhibit 3 to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

            4.1 Amended and Restated Trust Agreement, dated as of September 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

            4.2 Indenture, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and The First National Bank of Chicago, as Indenture Trustee (excluding Schedule A). Filed as
                  Exhibit 4.2 to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

            4.3 Sale and Servicing Agreement, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and Chrysler Financial Corporation (excluding Schedules A and C). Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

            27    Financial Data Schedule


        (b) No reports on Form 8-K were filed by the Trust during the last quarter of the period covered by this report.

                          PREMIER AUTO TRUST 1997-3
                          -------------------------

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                Premier Auto Trust 1997-3 (Registrant)
                       By:      Chrysler Financial Corporation, as Servicer
                                -------------------------------------------






Date:  March 11, 1998  By:      /s/T. F. Gilman
                                -------------------------------------------
                                T. F. Gilman, Vice President and Controller
                                               Principal Accounting Officer



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                          PREMIER AUTO TRUST 1997-3


                                EXHIBIT INDEX


    Exhibit
    Number                   Description of Exhibit
    ------                   ----------------------

       3        Certificate of Trust of Premier Auto Trust 1997-3. Filed as
                Exhibit 3 to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

      4.1 Amended and Restated Trust Agreement, dated as of September 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.


      4.2 Indenture, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and The First National Bank of Chicago, as Indenture Trustee (excluding Schedule A). Filed as Exhibit
                4.2 to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.


      4.3 Sale and Servicing Agreement, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and Chrysler Financial Corporation (excluding Schedules A and C). Filed as Exhibit
                4.3 to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.


      27        Financial Data Schedule